Form 10QSB
period 2001-06-30
SAMESSA HOLDING CORP
filed 2001-08-13
CIK 1086760

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2001

                         Commission File Number: 0-31991



                              SAMESSA HOLDING CORP.
        (Exact name of small business issuer as specified in its charter)


                                     Nevada
         (State or other jurisdiction of incorporation or organization)


                                   84-1381947
                        (IRS Employer Identification No.)

                            12835 East Arapahoe Road
                              Tower One, Penthouse
                                  Englewood, CO
                    (Address of principal executive offices)

                                      80112
                                   (Zip Code)

                                 (303) 768-9221
                           (Issuer's Telephone Number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 2001, was 500,000 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended June 30, 2001, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. The Company generated no revenues during the three month period ended June 30, 2001. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

     In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

Plan of Operation

     Samessa Holding Corp. ("we," "our," or "the Company") intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for its securities. As of the date of this report, our management has had preliminary discussions with potential merger or acquisition candidates, but there is no definitive agreement with any third party relevant thereto. In the event we do enter into an agreement with such a third party, our Board of Directors intends to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited financial statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

     We have no full time employees. Our President, Treasurer and Secretary have agreed to allocate a portion of their time to our business, without compensation. These officers anticipate that our business plan can be implemented by their devoting approximately 20 hours per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

     Because we presently have nominal overhead or other material financial obligations, we believe that our short term cash requirements can be satisfied by our management injecting whatever amounts of cash to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available to us through any means.

Liquidity and Capital Resources

     We presently have nominal cash or cash equivalents. Because we are not required to pay rent or salaries to any of our officers or directors, we believe that we have sufficient funds to continue operations through the foreseeable future.

     Our securities are currently not liquid. There are no market makers in our securities and it is not anticipated that any market will develop in our securities until such time as we successfully implement our business plan of engaging in a business opportunity, either by merger or acquisition of assets. We presently have no liquid financial resources to offer such a candidate and must rely upon an exchange of our stock to complete such a merger or acquisition.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - NONE

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE.

ITEM 5. OTHER INFORMATION - NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - none

     (b) Reports on Form 8-K - none.

SAMESSA HOLDING CORP.
(A Development Stage Company)
Unaudited
Balance Sheet

                                              Unaudited         Audited
                                               June 30,         March 31,
                                                 2001             2001
                                              ---------       -----------

ASSETS

  Current Assets - Cash                       $       0       $         0
                                              ---------       -----------
TOTAL ASSETS                                  $       0       $         0
                                              =========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities                                 $     500       $         0
                                              ---------       -----------
SHAREHOLDERS' EQUITY

  Common Stock, $.0001 Par Value;
  100,000,000 Shares Authorized,
  500,000 Issued and Outstanding at
  June 30, 2001 and March 31, 2001,
  respectively                                $     500       $       500

  Preferred Stock, $.001 Par Value;
  25,000,000 Shares Authorized,
  No Shares Issued and Outstanding                    0                 0

  Additional Paid In Capital
    on Common Stock                                   0                 0

  Deficit Accumulated During
    the Development Stage                        (1,000)             (500)
                                              ---------       -----------

Total Shareholders' Equity                    $    (500)      $         0
                                              ---------       -----------
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $       0       $         0
                                              =========       ===========

SAMESSA HOLDING CORP.
(A Development Stage Company)
Unaudited
Statement of Operations

                                 For the       For the    November 4, 1996
                              Three Months   Three Months    (Inception)
                                  Ended         Ended           Thru
                                 June 30,      June 30,        June 30,
                                   2001          2000           2001
                              ------------   ------------   -------------

Revenue                       $          0   $          0   $           0
                              ------------   ------------   -------------
Expenses
  Office                                 0              0             500
  Professional                         500              0             500
                              ------------   ------------   -------------
Net (Loss) Accumulated
  During The Development
  Stage                       $       (500)  $          0  $       (1,000)
                              ============   ============  ==============

Net (Loss) Per Share          $     ($0.00)  $     ($0.00) $       ($0.00)
                              ============   ============  ==============
Common Shares
  Outstanding                      500,000        500,000         500,000
                              ============   ============  ==============

SAMESSA HOLDING CORP.
(A Development Stage Company)
Unaudited
Cash Flow Statement

                                    For the       For the    November 6, 1996
                                 Three Months   Three Months    (Inception)
                                     Ended          Ended          Thru
                                    June 30,       June 30,       June 30,
                                      2001          2000           2001
                                 ------------   ------------   --------------

Net (Loss) Accumulated During
 The Development Stage           $       (500)  $          0   $      (1,000)

Issuance of Common Stock For
 Cash Advances & Services                   0              0             500
Increase (Decrease) in
 Accounts Payable                         500              0             500
                                 ------------   ------------   -------------
Net Cash Flows
    From Operations                         0              0               0

Cash Flows From
  Financing Activities:

    Issuance of Common Stock                0              0               0
                                 ------------   ------------   -------------
Net Cash Provided
    by Financing Activities                 0              0               0
                                 ------------   ------------   -------------

Net Increase (Decrease) in Cash             0              0               0

Cash At Beginning of Period                 0              0               0
                                 ------------   ------------   -------------
Cash At End of Period            $          0   $          0   $           0
                                 ============   ============   =============

Supplementary Disclosure of
  Cash Flow Information:

    Noncash Financing Activities:
      Common Stock Issued For
      Cash Advances & Services   $          0   $          0   $         500
                                 ============   ============   =============

SAMESSA HOLDING CORP.
(A Development Stage)
Unaudited
Statement of Shareholders' Equity

                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage      Total
                       ------------  ------  ----------  -----------  -------

Balance at
  November 4, 1996                0  $    0  $        0  $        0   $     0

Issuance of Common Stock:
  November 4, 1996 For
  Cash Advances and
  Services At $.001 Per
  Share                     500,000  $   50         450           0       500

Net (Loss)                                                     (500)     (500)
                       ------------  ------  ----------  ----------   -------
Balance at March 31,
  1997, 1998, 1999,
  2000 & 2001               500,000      50         450        (500)        0

Net (Loss)                                                     (500)     (500)
                       ------------  ------  ----------  ----------   -------
Balance at
  June 30, 2001             500,000      50  $      450  $   (1,000)  $  (500)
                       ============  ======  ==========  ==========   =======

SAMESSA HOLDING CORP.
Notes to Unaudited Financial Statements
For The Three Month Period Ended June 30, 2001
----------------------------------------------

1.   Unaudited interim financial statements

     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

     These statements should be read in conjunction with the financial statements of Samessa Holding Corp. and notes thereto included in the Company's Form 10-SB Registration Statement for the year ended March 31, 2001.

          Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

          History and business activity

     Samessa Holding Corp. (the "Company") (a development stage company) was incorporated in the State of Nevada on November 4, 1996. The Company was formed to engage in any lawful corporate undertaking. Since inception, the Company has not generated any revenues from its principal business activity.

     During the fiscal quarter ended June 30, 2001, the Company filed a registration statement with the U.S. Securities and Exchange Commission on Form 10-SB, thereby registering its common stock under the Securities and Exchange Act of 1934, as amended ("34 Act").

          Development stage

     The Company is currently in the developmental stage and has no significant operations to date.

          Basic loss per common share

     Basic loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of shares outstanding during the period. Diluted loss per share amounts are not presented because they are anti-dilutive.

2.   Capital stock

     The Company initially authorized 100,000,000 shares of $.0001 par value common stock and 25,000,000 shares of $.001 par value preferred stock. On November 4, 1996, the Company issued 500,000 shares of common stock for services and cash advances paid on behalf of the Company of $500.

SAMESSA HOLDING CORP.
Notes to Unaudited Financial Statements
For The Three Month Period Ended June 30, 2001
----------------------------------------------

3.   Related party events

     The Company maintains a mailing address at an officer's place of business. This address is located at 12835 East Arapahoe Road, Tower One, Penthouse, Englewood, CO 80112. At this time the Company has no need for an office. As of June 30, 2001, management has incurred a minimal amount of time and expense on behalf of the Company.

4.   Basis of presentation

     In the course of its development activities the Company has sustained continuing losses and expects such losses to continue for the foreseeable future. The Company's management plans on advancing funds on an as needed basis and in the longer term, revenues from the operations of the business or a merger candidate, if found. The Company's ability to continue as a going concern is dependent on these additional management advances and, ultimately, upon achieving profitable operations though the business or a merger candidate.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SAMESSA HOLDING CORP.
                                      (Registrant)

                                      Dated:  August 13, 2001



                                      By:  s/Andrew I. Telsey
                                         ---------------------------------
                                      Its:  President
                                          -------------------------------