Form 10QSB
period 2001-09-30
SAMESSA HOLDING CORP
filed 2001-11-02
CIK 1086760

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2001

                         Commission File Number: 0-31991



                              SAMESSA HOLDING CORP.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)


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

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 2001, was 500,000 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended September 30, 2001, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. The Company generated no revenues during the six month period ended September 30, 2001. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE.

ITEM 5. OTHER INFORMATION - NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - none

     (b) Reports on Form 8-K - none.

SAMESSA HOLDING CORP.
(A Development Stage Company)
Balance Sheets

                                              Unaudited         Audited
                                             September 30,      March 31,
                                                 2001             2001
                                              ---------       -----------

ASSETS

  Current Assets - Cash                       $       0       $         0
                                              ---------       -----------
TOTAL ASSETS                                  $       0       $         0
                                              =========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities                                 $     500       $         0
                                              ---------       -----------
SHAREHOLDERS' EQUITY

  Common Stock, $.0001 Par Value;
  100,000,000 Shares Authorized,
  500,000 Issued and Outstanding              $      50       $        50

  Preferred Stock, $.001 Par Value;
  25,000,000 Shares Authorized,
  No Shares Issued and Outstanding                    0                 0

  Additional Paid In Capital
    on Common Stock                                 450               450

  Deficit Accumulated During
    the Development Stage                        (1,000)             (500)
                                              ---------       -----------

Total Shareholders' Equity                    $    (500)      $         0
                                              ---------       -----------
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $       0       $         0
                                              =========       ===========

SAMESSA HOLDING CORP.
(A Development Stage Company)
Unaudited
Statements of Operations

                                                For the       For the
                                             Three Months   Three Months
                                                 Ended         Ended
                                             September 30,  September 30,
                                                  2001          2000
                                             ------------   ------------

Revenue                                      $          0   $          0
                                             ------------   ------------
Expenses
  Office                                                0              0
  Professional                                          0              0
                                             ------------   ------------
Net (Loss) Accumulated
  During The Development
  Stage                                      $          0   $          0
                                             ============   ============

Net (Loss) Per Share                         $     ($0.00)  $     ($0.00)
                                             ============   ============
Common Shares
  Outstanding                                     500,000        500,000
                                             ============   ============

SAMESSA HOLDING CORP.
(A Development Stage Company)
Unaudited
Statements of Operations

                                 For the       For the    November 4, 1996
                               Six Months     Six Months    (Inception)
                                  Ended         Ended         Through
                              September 30,  September 30,  September 30,
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
                              ============   ============  ==============

SAMESSA HOLDING CORP.
(A Development Stage Company)
Unaudited
Statements of Cash Flows

                                    For the       For the    November 6, 1996
                                   Six Months    Six Months      (Inception)
                                     Ended          Ended          Thru
                                 September 30,  September 30,  September 30,
                                      2001          2000           2001
                                 ------------   ------------   --------------

Net (Loss) Accumulated During
 The Development Stage           $       (500)  $          0   $      (1,000)

Issuance of Common Stock For
 Cash Advances & Services                   0              0             500
Increase (Decrease) in
 Accounts Payable                         500              0             500
                                 ------------   ------------   -------------
Net Cash Flows Used in
     Operating Activities                   0              0               0

Cash Flows From
  Financing Activities:

    Issuance of Common Stock                0              0               0
                                 ------------   ------------   -------------
Net Cash Provided
    by Financing Activities                 0              0               0
                                 ------------   ------------   -------------

Net Increase (Decrease) in Cash             0              0               0

Cash At Beginning of Period                 0              0               0
                                 ------------   ------------   -------------
Cash At End of Period            $          0   $          0   $           0
                                 ============   ============   =============

Supplementary Disclosure of
  Cash Flow Information:

    Noncash Financing Activities:
      Common Stock Issued For
      Cash Advances & Services   $          0   $          0   $         500
                                 ============   ============   =============

SAMESSA HOLDING CORP.
(A Development Stage)
Unaudited
Statements of Shareholders' Equity

                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage      Total
                       ------------  ------  ----------  -----------  -------

Balance at
  November 4, 1996                0  $    0  $        0  $        0   $     0

Issuance of Common Stock:
  November 4, 1996 For
  Cash Advances and
  Services At $.001 Per
  Share                     500,000  $   50         450           0       500

Net (Loss)                                                     (500)     (500)
                       ------------  ------  ----------  ----------   -------
Balance at March 31,
  1997, 1998, 1999,
  2000 & 2001               500,000      50         450        (500)        0

Net (Loss)                                                     (500)     (500)
                       ------------  ------  ----------  ----------   -------
Balance at
  September 30, 2001        500,000      50  $      450  $   (1,000)  $  (500)
                       ============  ======  ==========  ==========   =======

SAMESSA HOLDING CORP.
Notes to Unaudited Financial Statements
For The Six Month Period Ended September 30, 2001
-------------------------------------------------

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

SAMESSA HOLDING CORP.
Notes to Unaudited Financial Statements
For The Six Month Period Ended September 30, 2001
-------------------------------------------------

3.   Related party events

     The Company maintains a mailing address at an officer's place of business. This address is located at 12835 East Arapahoe Road, Tower One, Penthouse, Englewood, CO 80112. At this time the Company has no need for an office. As of September 30, 2001, management has incurred a minimal amount of time and expense on behalf of the Company.

4.   Basis of presentation

     In the course of its development activities, the Company has sustained continuing losses and expects such losses to continue for the foreseeable future. The Company's management plans on advancing funds on an as needed basis and in the longer term, revenues from the operations of the business or a merger candidate, if found, will sustain operations. The Company's ability to continue as a going concern is dependent on these additional management advances and, ultimately, upon achieving profitable operations though the business or a merger candidate.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SAMESSA HOLDING CORP.
                                         (Registrant)

                                         Dated:  November 2, 2001



                                         By:  s/Andrew I. Telsey
                                            ---------------------------------
                                         Its:  President
                                             -------------------------------