Form 10QSB
period 2001-12-31
SAMESSA HOLDING CORP
filed 2002-02-14
CIK 1086760

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: December 31, 2001

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
Yes   X     No      .
    -----      -----

The number of shares of the registrant's only class of common stock issued and outstanding, as of December 31, 2001, was 500,000 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended December 31, 2001, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. The Company generated no revenues during the nine month period ended December 31, 2001. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

     (a) Exhibits - none

     (b) Reports on Form 8-K - none.

SAMESSA HOLDING CORP.
(A Development Stage Company)
Balance Sheets

                                              Unaudited         Audited
                                             December 31,       March 31,
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
                                              =========       ===========

SAMESSA HOLDING CORP.
(A Development Stage Company)
Unaudited
Statements of Operations

                                                For the       For the
                                             Three Months   Three Months
                                                 Ended         Ended
                                              December 31,   December 31,
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
                                             ============   ============

SAMESSA HOLDING CORP.
(A Development Stage Company)
Unaudited
Statements of Operations

                                 For the       For the    November 4, 1996
                               Nine Months    Nine Months    (Inception)
                                  Ended         Ended         Through
                               December 31,   December 31,   December 31,
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
                              ============   ============  ==============

SAMESSA HOLDING CORP.
(A Development Stage Company)
Unaudited
Statements of Cash Flows

                                    For the       For the    November 6, 1996
                                  Nine Months    Nine Months      (Inception)
                                     Ended          Ended          Thru
                                  December 31,   December 31,   December 31,
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
                                 ============   ============   =============

SAMESSA HOLDING CORP.
(A Development Stage)
Unaudited
Statements of Shareholders' Equity

                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage      Total
                       ------------  ------  ----------  -----------  -------

Balance at
  November 4, 1996                0  $    0  $        0  $        0   $     0

Issuance of Common Stock:
  November 4, 1996 For
  Cash Advances and
  Services At $.001 Per
  Share                     500,000  $   50         450           0       500

Net (Loss)                                                     (500)     (500)
                       ------------  ------  ----------  ----------   -------
Balance at March 31,
  1997, 1998, 1999,
  2000 & 2001               500,000      50         450        (500)        0

Net (Loss)                                                     (500)     (500)
                       ------------  ------  ----------  ----------   -------
Balance at
  December 31, 2001         500,000      50  $      450  $   (1,000)  $  (500)
                       ============  ======  ==========  ==========   =======

SAMESSA HOLDING CORP.
Notes to Unaudited Financial Statements
For The Nine Month Period Ended December 31, 2001
-------------------------------------------------

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

SAMESSA HOLDING CORP.
Notes to Unaudited Financial Statements
For The Nine Month Period Ended December 31, 2001
-------------------------------------------------

3.   Related party events

     The Company maintains a mailing address at an officer's place of business. This address is located at 12835 East Arapahoe Road, Tower One, Penthouse, Englewood, CO 80112. At this time the Company has no need for an office. As of December 31, 2001, management has incurred a minimal amount of time and expense on behalf of the Company.

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

                                        SAMESSA HOLDING CORP.
                                        (Registrant)

                                        Dated:  February 14, 2001



                                        By:  s/Andrew I. Telsey
                                           ---------------------------------
                                       Its:  President
                                           -------------------------------