Form 10KSB
period 2002-03-31
SAMESSA HOLDING CORP
filed 2003-01-14
CIK 1086760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended March 31, 2002

                          Commission File No. 000-32817

                              SAMESSA HOLDING CORP.
                              ---------------------
                 (Name of small business issuer in its charter)

           Colorado                                            84-1381947
           --------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

                            12835 East Arapahoe Road
                              Tower One, Penthouse
                                  Englewood, CO
                                 (303) 768-9221
                                 --------------
     (Address, including zip code and telephone number, including area code, of registrant's executive offices)

         Securities registered under Section 12(b) of the Exchange Act:
                                      none

        Securities registered under to Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes     No   x
                                      ---     ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x
                 ---

                          (Continued on Following Page)

Issuer's revenues for its most recent fiscal year: $ -0-.

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of January 13, 2003: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 13, 2003, there were 500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                 This Form 10-KSB consists of Twenty Six Pages.
                  Exhibit Index is Located at Page Twenty Five.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                              SAMESSA HOLDING CORP.

                                                                            PAGE
                                                                            ----

Facing Page
Index

PART I
Item 1.       Description of Business..........................................4
Item 2.       Description of Property..........................................5
Item 3.       Legal Proceedings................................................5
Item 4.       Submission of Matters to a Vote of Security Holders..............5

PART II
Item 5.       Market for the Registrant's Common Equity and
                  Related Stockholder Matters..................................5
Item 6.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................5
Item 7.       Financial Statements............................................10
Item 8.       Changes in and Disagreements on Accounting
                  and Financial Disclosure....................................19

PART III
Item 9.       Directors, Executive Officers, Promoters and Control Persons,
                  Compliance with Section 16(a) of the Exchange Act...........19
Item 10.      Executive Compensation..........................................20
Item 11.      Security Ownership of Certain Beneficial Owners and Management..21
Item 12.      Certain Relationships and Related Transactions..................21

PART IV
Item 13.      Exhibits and Reports of Form 8-K................................22


SIGNATURES....................................................................23

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Samessa Holding Corp. ("we," "our," "us," or the "Company") was incorporated on January 30, 1996, under the laws of the State of Colorado to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Other than issuing shares to our original shareholders, we have never commenced any other operational activities. As such, we can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Our Board of Directors has elected to commence implementation of our principal business purpose, described below under "PART II, ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Plan of Operation."

     During our fiscal year ended March 31, 2002, we filed a registration statement with the Securities and Exchange Commission on Form 10-SB pursuant to the rules and regulations included under the Securities Exchange Act of 1934, as amended, wherein we caused to be registered our common stock. This registration statement became effective on or about July 2001. The purpose of the registration statement was our management's belief that our primary attraction as a merger partner or acquisition vehicle would be our status as a public company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders.

     The proposed business activities described herein classify us as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities until such time as we successfully implemented our business plan described herein. Relevant thereto, each of our shareholders has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of our common stock until such time as we have successfully consummated a merger or acquisition and we are is no longer classified as a "blank check" company. In order to provide further assurances that no trading will occur in our securities until a merger or acquisition has been consummated, each shareholder has agreed to place their respective stock certificate with the our legal counsel, who will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated. However, while management believes that the procedures established to preclude any sale of our securities prior to closing of a merger or acquisition will be sufficient, there can be no assurances that the procedures established relevant herein will unequivocally limit any shareholder's ability to sell their respective securities before such closing.

Employees

     We have no full time employees. Our officers and directors have agreed to allocate a portion of their time to our activities, without compensation. In the event we successfully consummate the Asset purchase described in "PART I, ITEM 1" above, as well as in "PART II, ITEM 6" below, it is anticipated that our officers and directors will resign and be replaced in the very near future.

ITEM 2.  DESCRIPTION OF PROPERTY

     We have no properties and at this time have no agreements to acquire any properties. We intend to attempt to acquire assets or a business in exchange for our securities, which assets or business is determined to be desirable for our objectives.

     We operate from our offices at 12835 E. Arapahoe Rd., Tower I Penthouse, Englewood, Colorado 80112. This space is provided to us on a rent free basis by Andrew I. Telsey, an officer and director and it is anticipated that this arrangement will remain until such time as we successfully consummate a merger or acquisition. Management believes that this space will meet our needs for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against us of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a) Market Information. There is presently no trading market for our securities.

     (b) Holders. There are ten (10) holders of our Common Stock.

     (c) Dividends.

         (1) We have not paid any dividends on any of our securities during the fiscal year ended March 31, 2002 and we do not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended March 31, 2003.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

     (a) Plan of Operation.
         -----------------

     We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. We have no particular acquisitions in mind and have not entered into any negotiations regarding such an acquisition. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company as of the date of this Registration Statement.

     We have no full time employees. Our President and Treasurer and our Secretary have agreed to allocate a portion of their time to our business activities, without compensation. These officers anticipate that our business plan can be implemented by their devoting minimal time per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "ITEM 5 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS - Resumes."

     Our Articles of Incorporation provide that we shall possess and may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets, if any, could be used or attached to satisfy any liabilities subject to such indemnification. See "PART II - ITEM 5 - INDEMNIFICATION OF DIRECTORS AND OFFICERS."

General Business Plan

     Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that we may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See "ITEM 7 - FINANCIAL STATEMENTS." This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     We have, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act") specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, our officers and directors have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to their attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     Management, while not especially experienced in matters relating to our new business, shall rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing our business purposes. It is not anticipated that we will utilize any outside consultants or advisors to effectuate our business purposes described herein. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as we have no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

     We will not restrict our search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition.

     It is anticipated that we will incur nominal expenses in the implementation of our business plan described herein. Because we have no capital with which to pay these anticipated expenses, our present management will pay these charges with their personal funds, as interest free loans to us. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of us will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control of our company. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders or may sell their stock. Any terms of sale of the shares presently held by our officers and/or directors will be also afforded to all of our other shareholders on similar terms and conditions. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of the our securities in the future, if such a market develops, of which there is no assurance.

     While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

     As part of our investigation, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the opportunity and our relative negotiation strength and such other management.

     With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of stock which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

     We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     As stated hereinabove, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the 34 Act. Included in these requirements is the affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in its annual report on Form 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

ITEM 7.  FINANCIAL STATEMENTS

                               HENRY SCHIFFER, CPA
                           AN ACCOUNTANCY CORPORATION
                             315 S. BEVERLY DR. #211
                             BEVERLY HILLS, CA 90212





                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


The Board of Directors
Samessa Holding Corp.
Englewood, Colorado

I have audited the accompanying balance sheets of Samessa Holding Corp. ( a development stage company) as of March 31, 2002, and the related statements of income and changes in stockholders' equity, and cash flows for the years ended March 31, 2002 and 2001 and for the period November 4, 1996 (inception). These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. In my opinion, the financial statements referred to above present fairly, the financial position of Samessa Holding Corp., a development stage company, for the dates indicated above and the results of its operations, stockholders' equity and cash flows for the respective periods then ended in conformity with generally accepted accounting principles consistently applied. I believe this to be a "true and fair" reflection of the company's financial affairs. I do not, in giving this opinion, accept or assume responsibility for any other purpose or to any other person to whom this report is shown or in whose hands it may come save where expressly agreed by my prior consent in writing.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the Notes to the financial statements, the Company has sustained losses from initial startup costs and has a lack of substantial capital that raises doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

S/Henry Schiffer

Henry Schiffer, CPA
An Accountancy Corporation
Beverly Hills, California
January 10, 2003

                              SAMESSA HOLDING CORP.


                          (a Development-Stage Company)



                              FINANCIAL STATEMENTS

                                 March 31, 2002

                              SAMESSA HOLDING CORP.
                          (A Development Stage Company)
                                  Balance Sheet


                                                                  March 31, 2002
                                                                  --------------

ASSETS                                                               $    0
                                                                     ======

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES - Accounts Payable                                       $  500
                                                                     ------

SHAREHOLDERS' EQUITY

Preferred Stock, $.001 Par Value Authorized 25,000,000 Shares;
Issued and Outstanding -0- Shares                                    $    0

Common Stock, $.0001 Par Value Authorized 100,000,000 Shares;
Issued and Outstanding 500,000 Shares                                    50

Additional Paid In Capital on Common Stock                              450

Deficit Accumulated During The Development Stage                     (1,000)
                                                                     ------

TOTAL SHAREHOLDERS' EQUITY                                             (500)
                                                                     ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $    0
                                                                     ======


   The Accompanying Notes Are An Integral Part Of These Financial Statements.

                              SAMESSA HOLDING CORP.
                          (A Development Stage Company)
                            Statements of Operations

                                                                November
                                                                4, 1996
                                            Year Ended        (Inception)
                                      ---------------------     Through
                                        March      March         March
                                      31, 2002    31, 2001      31, 2002
                                      --------    --------      --------

Revenue                               $      0    $      0      $      0
                                      ========    ========      ========

Expenses
     Office                                  0           0           500
     Professional                          500           0           500
                                      --------    --------      --------

Total                                      500           0         1,000
                                      --------    --------      --------

Net (Loss) Accumulated During
   The Development Stage              $   (500)   $      0      $ (1,000)
                                      ========    ========      ========

Basic (Loss) Per Common Share         $  (0.00)   $   0.00      $  (0.00)
                                      ========    ========      ========

Basic Common Shares Outstanding        500,000     500,000       500,000
                                      ========    ========      ========


   The Accompanying Notes Are An Integral Part Of These Financial Statements.

                              SAMESSA HOLDING CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                       November
                                                                       4, 1996
                                                     Year Ended      (Inception)
                                                 -------------------   Through
                                                   March     March      March
                                                 31, 2002   31, 2001   31, 2002
                                                 --------   --------   --------

Net (Loss) Accumulated During
  The Development Stage                          $   (500)  $      0   $ (1,000)

Issuance of Common Stock For
  Cash Advances and Services                            0          0        500
Increase (Decrease) in Accounts Payable               500          0        500
                                                 --------   --------   --------

Net Cash Flows Used in Operating Activities             0          0          0
                                                 --------   --------   --------
Cash Flows From Financing Activities:

  Issuance of Common Stock                              0          0          0
                                                 --------   --------   --------
Net Cash Provided by Financing Activities               0          0          0
                                                 --------   --------   --------

Net Increase (Decrease) in Cash                         0          0          0
Cash at Beginning of Period                             0          0          0
                                                 --------   --------   --------

Cash at End of Period                            $      0   $      0   $      0
                                                 ========   ========   ========

Supplementary Disclosure of
Cash Flow Information:

  Non-Cash Financing Activities:
     Common Stock Issued for
     Cash Advances & Services                    $      0   $      0   $    500
                                                 ========   ========   ========



   The Accompanying Notes Are An Integral Part Of These Financial Statements.


                              SAMESSA HOLDING CORP.
                          (A Development Stage Company)
                       Statements of Shareholders' Equity

                                                                                   Deficit
                                                                                 Accumulated
                            Number of          Number of             Additional   During The
                             Common    Common  Preferred  Preferred    Paid In   Development
                             Shares     Stock    Shares     Stock      Capital      Stage       Total
                            --------   ------  ---------  ---------    -------   -----------   -------
Balance at November 4, 1996        0   $    0          0  $       0    $     0   $         0   $     0

Issuance of Common Stock:
November 4, 1996 for Cash
  Advances Made on Behalf
  of the Company & Services
  at $.001 Per Share         500,000   $   50          0          0    $   450             0       500

Net (Loss)                         -        -          -          -          -          (500)     (500)
                             -------   ------  ---------  ---------    -------   -----------  --------

Balance at March 31, 1997,
1998, 1999, 2000 and 2001    500,000   $   50          0          0    $   450   $      (500) $      0

Net (Loss)                         -        -          -          -          -          (500)     (500)
                             -------   ------  ---------  ---------    -------   -----------  --------

Balance at March 31, 2002    500,000   $   50          0  $       0    $   450   $    (1,000) $   (500)
                             =======   ======  =========  =========    =======   ===========  ========



   The Accompanying Notes Are An Integral Part Of These Financial Statements.

SAMESSA HOLDING CORP.
(A development Stage Company)
Notes to Financial Statements
For the Fiscal Years ended March 31, 2002 and 2001

Note 1 -  Organization and Summary of Significant Accounting Policies
---------------------------------------------------------------------

Organization:

On November 4, 1996, Samessa Holding Corp. (the Company) was incorporated under the laws of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada:

Development Stage:

The company entered the Development stage in accordance with SFAS No. 7 on November 4, 1996. Its purpose is to evaluate, structure and complete a merger with, or acquisition of a privately owned corporation.

Statement of Cash Flows:

For the purpose of the statement of cash flows, the company considers demand deposits and highly liquid-debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash paid for interest in fiscal year ended March 31, 2002 and 2001 was $-0-. Cash paid for income taxes in fiscal year ended March 31, 2002 and 2001 was $-0-.

Basic  (Loss) per Common Share:

Basic (Loss) per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

Note 2 - Capital Stock and Capital in Excess of Par Value
---------------------------------------------------------

The Company initially authorized 100,000,000 shares of $.0001 par value common stock and 25,000,000 shares of $.001 par value preferred stock. On November 4, 1996, the Company issued 500,000 shares of common stock for services valued at $350 and for cash advances paid on behalf of the Company of $150 for a total of $500.

Note 3 - Related Party Events
-----------------------------

The Company maintains a mailing address at an officers place of business. This address is located at 12835 East Arapahoe Road, Tower One, Penthouse #803, Englewood, Colorado. At this time the Company had no need for an office. As of March 31, 2002 management has incurred a minimal amount of time and expense on behalf of the Company.

Note 4 - Income Taxes
---------------------

At March 31, 2002, the Company had net operating loss carryforwards available for financial statement and Federal income tax purposes of approximately $500 which, if not used, will expire in the year ended March 31, 2012.

The Company follows Financial accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS #109), which requires, among other things, an asset and liability approach to calculating deferred income taxes. As of March 31, 2002, the Company has a deferred tax asset of $150 primarily for its net operating loss carryforward which has been fully reserved through a valuation allowance. The change in the valuation allowance for 2002 is $-0-.

Note 5 - Basis of Presentation
------------------------------

In the course of its development activities the Company has sustained continuing losses and expects such losses to continue for the foreseeable future. The Company's management plans on advancing funds on an as needed basis and in the longer term, revenues from the operations of a merger candidate, if found. The Company's ability to continue as a going concern is dependent on these additional management advances, and ultimately, upon achieving profitable operations through a merger candidate.

Note 6 - New Accounting Pronouncement
-------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128).
SFAS No. 128 specifies the computation, presentation, and disclosure requirements of earnings per share and supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share, which excludes the impact of common stock equivalents, replaces primary earnings per share. Diluted earnings per share, which utilizes the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully-diluted earnings per share. SFAS No. 128 is effective for the Company for periods ending after December 15, 1997. However, the Company has a simple capital structure for the periods presented and therefore, there is no effect on the earnings per share presented due to the Company's adoption of SFAS No. 128.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On July 22, 2002, Horton & Company, L.L.C., our independent accountants for our fiscal year ended March 31, 2001, resigned. Our financial statements for our fiscal year ended March 31, 2001 contained a going concern opinion.

     On February 13, 2003, we engaged the accounting firm of Henry Schiffer, CPA, to audit our fiscal year ended March 31, 2002, as well as future financial statements, to replace the firm of Horton & Company, L.L.C.. This change in independent accountants was approved by our Board of Directors.

     There were no disagreements within the last two fiscal years and subsequent periods with Horton & Company, L.L.C., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement(s), if not resolved to the satisfaction of Horton & Company, L.L.C., would have caused that firm to make reference in connection with its reports to the subject matter of the disagreement(s) or any reportable events.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our Directors and officers as of the date of this report are as follows:

                   Name                 Age              Position
             -----------------          ---         --------------------

             Andrew I. Telsey            49         President, Director

             Darlene D. Kell             57         Secretary, Director

     All Directors of our Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Our Officers are elected by our Board of Directors and hold office until their death or until they resign or are removed from office.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between us (or any of our directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

         (b) Resumes:

     Andrew I. Telsey, President and a director. Mr. Telsey has held his positions with us since inception. From 1984 through the present, Mr. Telsey has been employed by Andrew I. Telsey, P.C., Englewood, Colorado, a professional corporation, engaged in the practice of law, emphasizing securities law, mergers, acquisitions and general business matters. This firm is also our legal counsel. Mr. Telsey received a Juris Doctor degree from Syracuse University College of Law in

1979 and a Bachelor of Arts degree from Ithaca College in 1975. He devotes only such time as necessary to our business, which is not expected to exceed 20 hours per month.

     Darlene D. Kell, Secretary. Ms. Kell has held her position with us since March 1996. Since September 1994, Ms. Kell has been employed as a paralegal and office manager for Andrew I. Telsey, P.C., Englewood, Colorado. She devotes only such time as necessary to the business of the Company, which is not expected to exceed 10 hours per month.

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and person who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, provided that there were any changes to such persons respective stock holdings during the previous fiscal year. Based upon information provided to us, there have been no changes in the securities holdings of any person during the past fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to us for the fiscal years ended March 31, 2002 and 2001 of our chief executive officer.

                           SUMMARY COMPENSATION TABLE

                                                          Long Term Compensation
                                                     ---------------------------------
                               Annual Compensation            Awards           Payouts
                             ----------------------  ------------------------  -------
                                              Other
                                             Annual  Restricted   Securities            All Other
                                             Compen-    Stock     Underlying    LTIP     Compen-
 Name and Principal          Salary   Bonus  sation    Award(s)  Options/SARs  Payouts   sation
      Position         Year    ($)     ($)     ($)       ($)          (#)        ($)       ($)
--------------------   ----  -------  -----  ------  ----------  ------------  -------  ---------
Andrew I. Telsey,      2002  $0(1)(2) $   0  $    0  $        0        0       $     0  $       0
President & Director   2001  $0(1)(2) $   0  $    0  $        0        0       $     0  $       0

------------------------

(1) Mr. Telsey did not receive any salary during the fiscal years ended March 31, 2002 and 2001 from us.

(2) It is not anticipated that any of our executive officers will receive compensation exceeding $100,000 during the fiscal year ended March 31, 2003, except in the event we successfully consummates a business combination.

         We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. We did not reimburse any director for such expenses during fiscal years 2002 or 2001.

     In addition to the cash compensation set forth above, we reimburse each executive officer for expenses incurred on our behalf on an out-of-pocket basis. We did not reimburse any officer for such expenses during fiscal years 2002 or 2001.

     There are no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to our officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of our voting securities by each person known by us be the beneficial owner of more than 5% of such securities, as well as by all our directors and officers. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                       Name and Address        Amount and Nature of   Percent of
Title of Class        of Beneficial Owner      Beneficial Ownership      Class
--------------     --------------------------  --------------------   ----------

Common             Andrew I. Telsey                   325,000             65%
                   12835 E. Arapahoe Road
                   Tower I Penthouse
                   Englewood, CO  80112

Common             Darlene D. Kell                     25,000              5%
                   12835 E. Arapahoe Road
                   Tower I Penthouse
                   Englewood, CO  80112

Common             All Officers and Directors         350,000             70%
                   as a Group (2 persons)

     The balance of our outstanding Common Shares are held by 8 persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We operate from offices at 12835 E. Arapahoe Rd., Tower I Penthouse, Englewood, Colorado 80112. This space is provided to us on a rent free basis by Andrew I. Telsey, one of our officers and directors, and it is anticipated that this arrangement will remain until such time as we successfully consummates a merger or acquisition.

     There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     3.1*     Certificate and Articles of Incorporation

     3.2*     Bylaws

     99.1 Certification of Financial Statements in Accordance with Sarbanes-Oxley Act of 2002.
------------------------

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on May 29, 2001, and are incorporated by reference herein.

(b)  Reports on Form 8-K

     We did not file any reports on Form 8-K during the three month period ended March 31, 2002

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 13, 2003.

                                        SAMESSA HOLDING CORP.
                                        (Registrant)


                                        By:     s/Andrew I. Telsey
                                           ------------------------------------
                                           Andrew I. Telsey, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 13, 2003.


  s/Andrew I. Telsey
----------------------------------------
Andrew I. Telsey, President and Director

  s/Darlene D. Kell
----------------------------------------
Darlene D. Kell, Secretary and Director


                                 CERTIFICATIONS


We, Andrew I. Telsey and Darlene D. Kell, certify that:

     1. We have reviewed this annual report on Form 10-KSB of Samessa Holding Corp,;

     2. Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4.   We  are  responsible  for  establishing  and  maintaining   disclosure
          controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. We have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. We have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: January 13, 2003                       s/Andrew I. Telsey
                                              ----------------------------------
                                              Chief Executive Officer

Dated: January 13, 2003                       s/Darlene D. Kell
                                              ----------------------------------
                                              Chief Financial Officer

                              SAMESSA HOLDING CORP.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

EXHIBITS                                                                Page No.
--------                                                                --------

     99.1    Certification of Financial Statements in Accordance with
             Sarbanes-Oxley Act of 2002.                                      26