Form 10KSB/A
period 2002-03-31
SAMESSA HOLDING CORP
filed 2003-01-16
CIK 1086760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-KSB/A1


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our Directors and officers as of the date of this report are as follows:

              Name                 Age                   Position
        -----------------          ---         ------------------------------


        Andrew I. Telsey            49         President, Treasurer, Director


        Darlene D. Kell             57         Secretary, Director

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

                           SUMMARY COMPENSATION TABLE


                                                          Long Term Compensation
                                                     ---------------------------------
                               Annual Compensation            Awards           Payouts
                             ----------------------  ------------------------  -------
                                              Other
                                             Annual  Restricted   Securities            All Other
                                             Compen-    Stock     Underlying    LTIP     Compen-
 Name and Principal          Salary   Bonus  sation    Award(s)  Options/SARs  Payouts   sation
      Position         Year    ($)     ($)     ($)       ($)          (#)        ($)       ($)
--------------------   ----  -------  -----  ------  ----------  ------------  -------  ---------
Andrew I. Telsey,      2002  $0(1)(2) $   0  $    0  $        0        0       $     0  $       0
President, Treasurer   2001  $0(1)(2) $   0  $    0  $        0        0       $     0  $       0
& Director
------------------------

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

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     3.1*     Certificate and Articles of Incorporation

     3.2*     Bylaws


     4.1      Form of Lock-Up Agreement Executed by the Company's Shareholders


     99.1 Certification of Financial Statements in Accordance with Sarbanes-Oxley Act of 2002.
------------------------

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on May 29, 2001, and are incorporated by reference herein.

(b)  Reports on Form 8-K

     We did not file any reports on Form 8-K during the three month period ended March 31, 2002

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 15, 2003.


                                        SAMESSA HOLDING CORP.
                                        (Registrant)


                                        By:     s/Andrew I. Telsey
                                           ------------------------------------
                                           Andrew I. Telsey, President



     In accordance with the Exchange Act, amended this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 15, 2003.


  s/Andrew I. Telsey
----------------------------------------
Andrew I. Telsey, President,
Treasurer and Director


  s/Darlene D. Kell
----------------------------------------
Darlene D. Kell, Secretary and Director


                                 CERTIFICATIONS



I, Andrew I. Telsey, certify that:

     1. I have reviewed this amended annual report on Form 10-KSB of Samessa Holding Corp,;

     2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this amended annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this amended annual report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this amended annual report (the "Evaluation Date"); and

          c. presented in this amended annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent function):


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


     6. I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: January 15, 2003                       s/Andrew I. Telsey
                                              ----------------------------------
                                              Chief Executive Officer and
                                              Chief Financial Officer

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