Form 10QSB
period 2002-06-30
SAMESSA HOLDING CORP
filed 2003-01-17
CIK 1086760

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2002

                        Commission File Number: 000-32817



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

The number of shares of the registrant's only class of common stock issued and outstanding, as of January 14, 2003, was 500,000 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended June 30, 2002, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. We generated no revenues during the three month period ended June 30, 2002. Our management anticipates that we will not generate any significant revenues until we accomplish our business objective of merging with a nonaffiliated entity or acquiring assets from the same.

     In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Plan of Operation

     We intend to seek to acquire assets or shares of an entity actively engaged in business, in exchange for our securities. As of the date of this report, our management has had preliminary discussions with potential merger or acquisition candidates, but there is no definitive agreement with any third party relevant thereto. In the event we do enter into an agreement with such a third party, our Board of Directors intends to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited financial statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

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

     (a) Exhibits - NONE.

     (b) Reports on Form 8-K - NONE.

                               HENRY SCHIFFER, CPA
                           AN ACCOUNTANCY CORPORATION
                             315 S. BEVERLY DR. #211
                             BEVERLY HILLS, CA 90212





                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


The Board of Directors
Samessa Holding Corp.
Englewood, Colorado

I have reviewed the accompanying balance sheets of Samessa Holding Corp. ( a development stage company) as of June 30, 2002, and the related statements of income and changes in stockholders' equity, and cash flows for the periods ended June 30, 2002 and 2001. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my review in accordance with generally accepted accounting standards. In my opinion, the financial statements referred to above present fairly, the financial position of Samessa Holding Corp., a development stage company, for the dates indicated above and the results of its operations, stockholders' equity and cash flows for the respective periods then ended in conformity with generally accepted accounting principles consistently applied. I believe this to be a "true and fair" reflection of the company's financial affairs. I do not, in giving this opinion, accept or assume responsibility for any other purpose or to any other person to whom this report is shown or in whose hands it may come save where expressly agreed by my prior consent in writing.

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

s/Henry Schiffer

Henry Schiffer, CPA
An Accountancy Corporation
Beverly Hills, California
January 13, 2003

                              SAMESSA HOLDING CORP.


                          (a Development-Stage Company)



                              FINANCIAL STATEMENTS

                                  June 30, 2002

                              SAMESSA HOLDING CORP.
                          (A Development Stage Company)
                                  Balance Sheet


                                                     Unaudited      Audited
                                                  June 30, 2002  March 31, 2002
                                                  -------------  --------------

ASSETS                                            $           0  $            0
                                                  =============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES - Accounts Payable                    $         500  $          500
                                                  -------------  --------------

SHAREHOLDERS' EQUITY

Preferred Stock, $.001 Par Value
Authorized 25,000,000 Shares; Issued and
Outstanding -0- Shares                            $           0  $            0

Common Stock, $.0001 Par Value
 Authorized 100,000,000 Shares; Issued and
Outstanding 500,000 Shares                                   50              50

Additional Paid In Capital on Common Stock                  450             450

Deficit Accumulated During The Development Stage         (1,000)         (1,000)

TOTAL SHAREHOLDERS' EQUITY                                 (500)           (500)
                                                  -------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $           0  $            0
                                                  =============  ==============


   The Accompanying Notes Are An Integral Part Of These Financial Statements.

                              SAMESSA HOLDING CORP.
                          (A Development Stage Company)
                            Statements of Operations

                                                             November
                                                              4, 1996
                                      Three Months Ended    (Inception)
                                    ---------------------     Through
                                       June        June         June
                                     30, 2002    30, 2001     30, 2000
                                    ---------   ---------    ---------

Revenue                             $       0   $       0    $       0
                                    =========   =========    =========

Expenses
     Office                                 0           0          500
     Professional                           0         500          500
                                    ---------   ---------    ---------

Total                                       0         500          500
                                    ---------   ---------    ---------

Net (Loss)                          $       0   $    (500)   $  (1,000)
                                    =========   =========    =========

Basic (Loss) Per Common Share       $    0.00   $   (0.00)   $   (0.00)
                                    =========   =========    =========

Basic Common Shares Outstanding       500,000     500,000      500,000
                                    =========   =========    =========

   The Accompanying Notes Are An Integral Part Of These Financial Statements.

                             SAMESSA HOLDING CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                  November
                                                                  4, 1996
                                            Three Months Ended  (Inception)
                                            -------------------   Through
                                              June       June       June
                                            30, 2002   30, 2001   30, 2002
                                            --------   --------   --------

Net (Loss) Accumulated During
  The Development Stage                     $      0   $   (500)  $ (1,000)

Issuance of Common Stock For
  Cash Advances and Services                       0          0        500
Increase (Decrease) in Accounts Payable            0        500        500
                                            --------   --------   --------

Cash Flows From Operations                         0          0          0
                                            --------   --------   --------
Cash Flows From Financing Activities:

  Issuance of Common Stock                         0          0          0
                                            --------   --------   --------

Cash Flows From Financing Activities               0          0          0
                                            --------   --------   --------

Net Increase in Cash                               0          0          0
Cash at Beginning of Period                        0          0          0
                                            --------   --------   --------

Cash at End of Period                       $      0   $      0   $      0
                                            ========   ========   ========

Non-Cash Activities:

Stock Issued for Cash Advances & Services   $      0   $      0   $    500
                                            ========   ========   ========


   The Accompanying Notes Are An Integral Part Of These Financial Statements.

                              SAMESSA HOLDING CORP.
                          (A Development Stage Company)
                       Statements of Shareholders' Equity

                                                                                       Deficit
                                                                                     Accumulated
                               Number of           Number of             Additional   During The
                                 Common   Common   Preferred  Preferred    Paid In   Development
                                 Shares    Stock     Shares     Stock      Capital       Stage     Total
                               ---------  -------  ---------  ---------  ----------  -----------  -------
Balance at November 4, 1996            0  $     0          0  $       0  $        0  $         0  $     0

Issuance of Common Stock:
November 4, 1996 for Cash
  Advances Made on Behalf
  of the Company & Services
  at $.001 Per Share             500,000  $    50          0          0  $      450            0      500

Net (Loss)                             -        -          -          -           -         (500)    (500)
                               ---------  -------  ---------  ---------  ----------  -----------  -------
Balance at March 31, 1997,
1998, 1999, 2000 and 2001        500,000  $    50          0          0  $      450  $      (500) $     0

Net (Loss)                             -        -          -          -           -         (500)    (500)
                               ---------  -------  ---------  ---------  ----------  -----------  -------
Balance at March 31, 2002        500,000  $    50          0          0  $      450  $    (1,000)    (500)

Net (Loss)                             -        -          -          -           -            -        -
                               ---------  -------  ---------  ---------  ----------  -----------  -------
Balance at June 30, 2002         500,000  $    50          0  $       0  $      450  $    (1,000) $  (500)
                               =========  =======  =========  =========  ==========  ===========  =======


   The Accompanying Notes Are An Integral Part Of These Financial Statements.

SAMESSA HOLDING CORP.
(A development Stage Company)
Notes to Financial Statements
For the three months ended June 30, 2002

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

                                        SAMESSA HOLDING CORP.
                                        (Registrant)

                                        Dated: January 15, 2003



                                        By:  s/Andrew I. Telsey
                                           -------------------------------------
                                        Its:  President
                                            ------------------------------------


                                 CERTIFICATIONS


I, Andrew I. Telsey, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Samessa Holding Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: January 15, 2003                     s/Andrew I. Telsey
                                            ------------------------------------
                                            Chief Executive Officer and
                                            Chief Financial Officer