Form 10QSB
period 2002-09-30
SAMESSA HOLDING CORP
filed 2003-01-17
CIK 1086760

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2002

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of January 15, 2003, was 500,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the six month period ended September 30, 2002, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. We generated no revenues during the six month period ended September 30, 2002. Our management anticipates that we will not generate any significant revenues until we accomplish our business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE.

ITEM 5. OTHER INFORMATION - NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - NONE

     (b) Reports on Form 8-K.

     We filed a Form 8-K Report dated July 22, 2002, on August 7, 2002, reporting the resignation of the Company's independent auditors, Horton & Company, LLC, which Report was amended by filings effected on August 13, 2002 and August 21, 2002.

                              HENRY SCHIFFER, CPA
                           AN ACCOUNTANCY CORPORATION
                             315 S. BEVERLY DR. #211
                             BEVERLY HILLS, CA 90212




                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


The Board of Directors
Samessa Holding Corp.
Englewood, Colorado

I have reviewed the accompanying balance sheets of Samessa Holding Corp. ( a development stage company) as of September 30, 2002, and the related statements of income and changes in stockholders' equity, and cash flows for the periods ended September 30, 2002 and 2001. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

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

Henry Schiffer, CPA
An Accountancy Corporation
Beverly Hills, California
January 13, 2003

                              SAMESSA HOLDING CORP.


                          (a Development-Stage Company)



                              FINANCIAL STATEMENTS

                               September 30, 2002

                             SAMESSA HOLDING CORP.
                          (A Development Stage Company)
                                  Balance Sheet

                                                    Unaudited
                                                    September       Audited
                                                     30, 2002    March 31, 2002
                                                    ---------    --------------

ASSETS                                              $       0    $            0
                                                    =========    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES - Accounts Payable                      $     500    $          500
                                                    ---------    --------------

SHAREHOLDERS' EQUITY

Preferred Stock, $.001 Par Value
Authorized 25,000,000 Shares; Issued and
Outstanding -0- Shares                              $       0    $            0

Common Stock, $.0001 Par Value
Authorized 100,000,000 Shares; Issued and
Outstanding 500,000 Shares                                 50                50

Additional Paid In Capital on Common Stock                450               450

Deficit Accumulated During The Development Stage       (1,000)           (1,000)

TOTAL SHAREHOLDERS' EQUITY                               (500)             (500)
                                                    ---------    --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $       0    $            0
                                                    =========    ==============


   The Accompanying Notes Are An Integral Part Of These Financial Statements.

                              SAMESSA HOLDING CORP.
                          (A Development Stage Company)
                            Statements of Operations

                                         For the Three       For the Three
                                          Months Ended        Months Ended
                                       September 30, 2002  September 30, 2001
                                       ------------------  ------------------

Revenue                                $                0  $                0
                                       ------------------  ------------------

Expenses
   Office                                               0                   0
   Professional                                         0                   0
                                       ------------------  ------------------

Net (Loss) Accumulated During          $                0  $                0
   The Development Stage               ==================  ==================

Net (Loss) Per Share                   $            (0.00) $            (0.00)
                                       ==================  ==================

Common Shares Outstanding                         500,000             500,000
                                       ==================  ==================



   The Accompanying Notes Are An Integral Part Of These Financial Statements.

                              SAMESSA HOLDING CORP.
                          (A Development Stage Company)
                            Statements of Operations

                                                             November
                                                              4, 1996
                                       Six Months Ended     (Inception)
                                    ---------------------     Through
                                    September   September    September
                                     30, 2002    30, 2001     30,2002
                                    ---------   ---------   -----------

Revenue                             $       0   $       0   $         0
                                    =========   =========   ===========

Expenses
     Office                                 0           0           500
     Professional                           0         500           500
                                    ---------   ---------   -----------

Total                                       0         500           500
                                    ---------   ---------   -----------

Net (Loss)                          $       0   $    (500)  $    (1,000)
                                    =========   =========   ===========

Basic (Loss) Per Common Share       $    0.00   $   (0.00)  $     (0.00)
                                    =========   =========   ===========

Basic Common Shares Outstanding       500,000     500,000       500,000
                                    =========   =========   ===========


   The Accompanying Notes Are An Integral Part Of These Financial Statements.

                              SAMESSA HOLDING CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                     November
                                                                      4, 1996
                                                Six Months Ended    (Inception)
                                             ---------------------    Through
                                             September   September   September
                                              30, 2002    30, 2001   30, 2002
                                             ---------   ---------   ---------

Net (Loss) Accumulated During
  The Development Stage                      $       0   $    (500)  $  (1,000)

Issuance of Common Stock For
  Cash Advances and Services                         0           0         500
Increase (Decrease) in Accounts Payable              0         500         500
                                             ---------   ---------   ---------

Cash Flows From Operations                           0           0           0
                                             ---------   ---------   ---------

Cash Flows From Financing Activities:

  Issuance of Common Stock                           0           0           0
                                             ---------   ---------   ---------

Cash Flows From Financing Activities                 0           0           0
                                             ---------   ---------   ---------

Net Increase in Cash                                 0           0           0
Cash at Beginning of Period                          0           0           0
                                             ---------   ---------   ---------

Cash at End of Period                        $       0   $       0   $       0
                                             =========   =========   =========

Non-Cash Activities:

Stock Issued for Cash Advances & Services    $       0   $       0   $     500
                                             =========   =========   =========


   The Accompanying Notes Are An Integral Part Of These Financial Statements.

                              SAMESSA HOLDING CORP.
                          (A Development Stage Company)
                       Statements of Shareholders' Equity

                                                                                      Deficit
                                                                                    Accumulated
                               Number of          Number of             Additional   During The
                                Common    Common  Preferred  Preferred    Paid In   Development
                                Shares     Stock    Shares     Stock      Capital      Stage      Total
                               ---------  ------  ---------  ---------  ----------  -----------  -------
Balance at November 4, 1996            0  $    0          0  $       0  $        0  $         0  $     0

Issuance of Common Stock:
November 4, 1996 for Cash
  Advances Made on Behalf
  of the Company & Services
  at $.001 Per Share             500,000  $   50          0          0  $      450            0      500

Net (Loss)                             -       -          -          -           -         (500)    (500)
                               ---------  ------  ---------  ---------  ----------  -----------  -------

Balance at March 31, 1997,
1998, 1999, 2000 and 2001        500,000  $   50          0          0  $      450  $      (500) $     0

Net (Loss)                             -       -          -          -           -         (500)    (500)
                               ---------  ------  ---------  ---------  ----------  -----------  -------

Balance at March 31, 2002        500,000  $   50          0          0  $      450  $    (1,000)    (500)

Net (Loss)                             -       -          -          -           -            -        -
                               ---------  ------  ---------  ---------  ----------  -----------  -------

Balance at September 30, 2002    500,000  $   50          0  $       0  $      450  $    (1,000) $  (500)
                               =========  ======  =========  =========  ==========  ===========  =======


   The Accompanying Notes Are An Integral Part Of These Financial Statements.

SAMESSA HOLDING CORP.
(A development Stage Company)
Notes to Financial Statements
For the six months ended September 30, 2002

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

                                         SAMESSA HOLDING CORP.
                                         (Registrant)

                                         Dated: January 15, 2003



                                         By:  s/Andrew I. Telsey
                                            ------------------------------------
                                         Its:  President
                                             -----------------------------------



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