Form 10QSB
period 2002-12-31
SAMESSA HOLDING CORP
filed 2003-01-22
CIK 1086760

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: December 31, 2002

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of December 31, 2002, was 500,000 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended December 31, 2002, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. We generated no revenues during the nine month period ended December 31, 2002. Our management anticipates that we will not generate any significant revenues until we accomplish our business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

     (b) Reports on Form 8-K - NONE.

                               HENRY SCHIFFER, CPA
                           AN ACCOUNTANCY CORPORATION
                             315 S. BEVERLY DR. #211
                             BEVERLY HILLS, CA 90212





                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


The Board of Directors
Samessa Holding Corp.
Englewood, Colorado

I have reviewed the accompanying balance sheets of Samessa Holding Corp. ( a development stage company) as of December 31, 2002, and the related statements of income and changes in stockholders' equity, and cash flows for the periods ended December 31, 2002 and 2001. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my review.

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

s/Henry Schiffer, CPA

Henry Schiffer, CPA
An Accountancy Corporation
Beverly Hills, California
January 17, 2003

                              SAMESSA HOLDING CORP.


                          (a Development-Stage Company)



                              FINANCIAL STATEMENTS

                                December 31, 2002

                              SAMESSA HOLDING CORP.
                          (A Development Stage Company)
                                  Balance Sheet

                                                   Unaudited
                                                    December        Audited
                                                    31, 2002     March 31, 2002
                                                    --------     --------------

ASSETS                                              $      0     $            0
                                                    ========     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES - Accounts Payable                      $      0     $          500
                                                    --------     --------------

SHAREHOLDERS' EQUITY

Preferred Stock, $.001 Par Value
Authorized 25,000,000 Shares; Issued and
Outstanding -0- Shares                              $      0     $            0

Common Stock, $.0001 Par Value
Authorized 100,000,000 Shares; Issued and
Outstanding 500,000 Shares                                50                 50

Additional Paid In Capital on Common Stock               945                450

Deficit Accumulated During The Development Stage        (995)            (1,000)

TOTAL SHAREHOLDERS' EQUITY                                 0               (500)
                                                    --------     --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $      0     $            0
                                                    ========     ==============




   The Accompanying Notes Are An Integral Part Of These Financial Statements.

                              SAMESSA HOLDING CORP.
                          (A Development Stage Company)
                            Statements of Operations

                                  For the Three               For the Three
                                  Months Ended                Months Ended
                                December 31, 2002           December 31, 2001
                                -----------------           -----------------

Revenue                         $               0           $               0
                                -----------------           -----------------

Expenses
   Office                                       0                           0
   Professional                                 0                           0
                                -----------------           -----------------

Net (Loss) Accumulated During
   The Development Stage        $               0           $               0
                                =================           =================

Net (Loss) Per Share            $           (0.00)          $           (0.00)
                                =================           =================

Common Shares Outstanding                 500,000                     500,000
                                =================           =================



   The Accompanying Notes Are An Integral Part Of These Financial Statements.

                              SAMESSA HOLDING CORP.
                          (A Development Stage Company)
                            Statements of Operations

                                                            November
                                                            4, 1996
                                     Nine Months Ended    (Inception)
                                   --------------------     Through
                                   December    December    September
                                   31, 2002    31, 2001     30,2002
                                   --------    --------    ---------

Revenue                            $      0    $      0    $       0
                                   ========    ========    =========

Expenses
     Office                               0           0          500
     Professional                         0         500          500
                                   --------    --------    ---------

Total                                     0         500          500
                                   --------    --------    ---------

Net (Loss)                         $      0    $   (500)   $  (1,000)
                                   ========    ========    =========

Basic (Loss) Per Common Share      $   0.00    $  (0.00)   $   (0.00)
                                   ========    ========    =========

Basic Common Shares Outstanding     500,000     500,000      500,000
                                   ========    ========    =========




   The Accompanying Notes Are An Integral Part Of These Financial Statements.

                              SAMESSA HOLDING CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                      November
                                                                      4, 1996
                                                Nine Months Ended   (Inception)
                                               -------------------    Through
                                               December   December   September
                                               31, 2002   31, 2001    30, 2002
                                               --------   --------   ---------

Net (Loss) Accumulated During
  The Development Stage                        $      0   $   (500)  $  (1,000)

Issuance of Common Stock For
  Cash Advances and Services                          0          0         500
Increase (Decrease) in Accounts Payable            (500)       500         500
                                               --------    -------   ---------

Cash Flows From Operations                         (500)         0        (500)
                                               --------    -------   ---------

Cash Flows From Financing Activities:
  Issuance of Common Stock                            0          0           0
  Decrease (Increase) in Accounts Payable             5          0           5
  Advance from Shareholder                          495          0         495
                                               --------    -------   ---------

Cash Flows From Financing Activities                500          0         500
                                               --------    -------   ---------

Net Increase in Cash                                  0          0           0
Cash at Beginning of Period                           0          0           0
                                               --------    -------   ---------

Cash at End of Period                          $      0    $     0   $       0
                                               ========    =======   =========

Non-Cash Activities:

Stock Issued for Cash Advances & Services      $      0    $     0   $     500
                                               ========    =======   =========




   The Accompanying Notes Are An Integral Part Of These Financial Statements.


                              SAMESSA HOLDING CORP.
                          (A Development Stage Company)
                       Statements of Shareholders' Equity

                                                                                                                    Deficit
                                                                                                                  Accumulated
                                 Number of         Number of             Additional During The
                                  Common   Common  Preferred  Preferred    Paid In  Development
                                  Shares    Stock    Shares     Stock      Capital     Stage      Total
                                  -------   -----    ------   ---------    -------    -------    -------
Balance at November 4, 1996             0   $   0         0   $       0    $     0    $     0    $     0

Issuance of Common Stock:
November 4, 1996 for Cash
  Advances Made on Behalf
  of the Company & Services
  at $.001 Per Share              500,000   $  50         0           0    $   450          0        500

Net (Loss)                              -       -         -           -          -       (500)      (500)
                                  -------   -----    ------   ---------    -------    -------    -------
Balance at March 31, 1997,
1998, 1999, 2000 and 2001         500,000   $  50         0           0    $   450    $  (500)   $     0

Net (Loss)                              -       -         -           -          -       (500)      (500)
                                  -------   -----    ------   ---------    -------    -------    -------
Balance at March 31, 2002         500,000   $  50         0           0    $   450    $(1,000)      (500)

Adjustment in Accounts Payable          -       -         -           -          0          5          5
Expense Paid by Shareholder             -       -         -           -        495          -        495
Net (Loss)                              -       -         -           -          -          -          -
                                  -------   -----    ------   ---------    -------    -------    -------
Balance at September 30, 2002     500,000   $  50         0   $       0    $   945    $  (995)   $     0
                                  =======   =====    ======   =========    =======    =======    =======



   The Accompanying Notes Are An Integral Part Of These Financial Statements.

SAMESSA HOLDING CORP.
(A development Stage Company)
Notes to Financial Statements
For the nine months ended December 31, 2002

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

                                        Dated: January 17, 2003



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


Dated: January 17, 2003                     s/Andrew I. Telsey
                                            ------------------------------------
                                            Chief Executive Officer and
                                            Chief Financial Officer