Form 10KSB
period 2003-03-31
SAMESSA HOLDING CORP
filed 2003-08-13
CIK 1086760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended March 31, 2003

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

                                Yes  x    No
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

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of August 12, 2003: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2003, there were 500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                This Form 10-KSB consists of Twenty Seven Pages.
                  Exhibit Index is Located at Page Twenty Six.

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

PART II
Item 5.       Market for the Registrant's Common Equity
                  and Related Stockholder Matters..............................5
Item 6.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................5
Item 7.       Financial Statements............................................10
Item 8.       Changes in and Disagreements on Accounting
                  and Financial Disclosure....................................19

PART III
Item 9.       Directors, Executive Officers, Promoters and Control Persons,
                  Compliance with Section 16(a) of the Exchange Act...........19
Item 10.      Executive Compensation..........................................20
Item 11.      Security Ownership of Certain Beneficial Owners and Management..20
Item 12.      Certain Relationships and Related Transactions..................21

PART IV
Item 13.      Exhibits and Reports of Form 8-K................................21
Item 14.      Controls and Procedures.........................................22

SIGNATURES....................................................................24

CERTIFICATIONS................................................................24

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

     In May of 2001, we filed a registration statement with the Securities and Exchange Commission on Form 10-SB pursuant to the rules and regulations included under the Securities Exchange Act of 1934, as amended, wherein we caused to be registered our common stock. This registration statement became effective on or about July 2001. The purpose of the registration statement was our management's belief that our primary attraction as a merger partner or acquisition vehicle would be our status as a public company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders.

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

     (b) Holders. There are ten (10) holders of our Common Stock.

     (c) Dividends.

     (1) We have not paid any dividends on any of our securities during the fiscal year ended March 31, 2003, and we do not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended March 31, 2004.

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

ITEM 7.  FINANCIAL STATEMENTS

                              SAMESSA HOLDING CORP.


                          (a Development-Stage Company)



                              FINANCIAL STATEMENTS

                                 March 31, 2003

                               HENRY SCHIFFER, CPA
                           AN ACCOUNTANCY CORPORATION
                             315 S. BEVERLY DR. #211
                             BEVERLY HILLS, CA 90212





                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


The Board of Directors
Samessa Holding Corp.
Englewood, Colorado

I have audited the accompanying balance sheets of Samessa Holding Corp. ( a development stage company) as of March 31, 2003, and the related statements of income and changes in stockholders' equity, and cash flows for the years ended March 31, 2003. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. In my opinion, the financial statements referred to above present fairly, the financial position of Samessa Holding Corp., a development stage company, for the period indicated above and the results of its operations, stockholders' equity and cash flows for the respective period then ended in conformity with generally accepted accounting principles consistently applied. I believe this to be a "true and fair" reflection of the company's financial affairs. I do not, in giving this opinion, accept or assume responsibility for any other purpose or to any other person to whom this report is shown or in whose hands it may come save where expressly agreed by my prior consent in writing.

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

s/Henry Schiffer, CPA

Henry Schiffer, CPA
An Accountancy Corporation
Beverly Hills, California
August 6, 2003

                              SAMESSA HOLDING CORP.
                          (A Development Stage Company)
                                 Balance Sheets
                           For the Fiscal Years Ending



                                               3/31/03         3/31/02
                                              --------       ----------

Assets                                        $     --       $       --
                                              --------       ----------
      Total Assets                                  --               --
                                              ========       ==========

Liabilities
Current Liabilities:
   Accounts Payable                           $     --       $   500.00
                                              --------       ----------
      Total Liabilities                             --           500.00
                                              --------       ----------

Shareholder's Equity
   Preferred Stock, $.001 Par
   Value Authorized 25,000,000
   Shares;Issued and Outstanding
   -0- Shares                                       --               --

   Common Stock, $.0001 Par
   Value Authorized 100,000,000
   Shares;Issued and Outstanding
   500,000 Shares                                50.00            50.00

   Additional Paid In Capital
   On Common Stock                              945.00           450.00

   Deficit Accumulated During The
   Development Stage                           (995.00)       (1,000.00)
                                              --------       ----------
      Total Shareholder's Equity                    --          (500.00)
                                              --------       ----------

Total Liabilities & Shareholders' Equity      $     --       $       --
                                              ========       ==========

                              SAMESSA HOLDING CORP.
                          (A Development Stage Company)
                            Statements of Operations
                           For the Fiscal Years Ending



                                              3/31/03             3/31/02
                                            ----------           ----------

 Revenue                                    $        -           $        -
                                            ----------           ----------
 Expenses
    Professional                                     -               500.00
                                            ----------           ----------
       Total Expenses                                -               500.00
                                            ----------           ----------

 Net Income (Loss) Accumulated
    During The Development Stage            $        -           $  (500.00)
                                            ==========           ==========

 Net Income (Loss) Per Share                $        -           $        -
                                            ==========           ==========

 Common Shares Outstanding                  500,000.00           500,000.00
                                            ==========           ==========

                              SAMESSA HOLDING CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
                           For the Fiscal Years Ended



                                                  3/31/03         3/31/02
                                                 ---------       --------

 Net Income(Loss) Accumulated During             $       -       $(500.00)
    The Development Stage

 Increase (Decrease) in Accounts Payable                 -         500.00
                                                 ---------       --------
 Net Cash Flows Used in Operating Activities             -              -
                                                 ---------       --------

 Net Cash Provided by Financing Activities               -              -
                                                 ---------       --------

 Net Increase (Decrease) in Cash                         -              -

 Cash at Beginning of Period                             -              -
                                                 ---------       --------
 Cash at End of Period                           $       -       $      -
                                                 =========       ========

                              SAMESSA HOLDING CORP.
                          (A Development Stage Company)
                  Statement of Changes In Shareholders' Equity

                                                                           Additional  Deficit Accumulated
                                    Common   Common  Preferred  Preferred    Paid In       During the
                                    Shares    Stock    Shares     Stock      Capital    Development Stage     Total
                                 ----------  ------  ---------  ---------  ----------  -------------------  ----------
Balance at November 4, 1996              --  $   --          -  $       -  $       --  $                --  $       --
                                 ----------  ------  ---------  ---------  ----------  -------------------  ----------

Issuance of Common Stock:
November 4,1996 for Cash
   Advances Made of Behalf
   of the Company & Services
   at $.001 Per Share            500,000.00  $50.00          -          -  $   450.00                   --  $   500.00

Net (Loss)                               --      --          -          -          --  $           (500.00) $  (500.00)
                                 ----------  ------  ---------  ---------  ----------  -------------------  ----------
Balance at March 31, 1997,
   1998,1999,2000 and 2001       500,000.00  $50.00          -  $       -  $   450.00  $           (500.00)         --

Net (Loss)                               --      --          -          -          --  $           (500.00) $  (500.00)
                                 ----------  ------  ---------  ---------  ----------  -------------------  ----------
Balance at March 31, 2002        500,000.00  $50.00          -  $       -  $   450.00  $         (1,000.00) $  (500.00)

Adjustment in Accounts Payable           --      --          -          -          --  $              5.00  $     5.00

Expense Paid by Shareholder              --      --          -          -  $   495.00                   --  $   495.00

Net (Loss)                               --      --          -          -          --                   --          --
                                 ----------  ------  ---------  ---------  ----------  -------------------  ----------
Balance at March 31, 2003        500,000.00  $50.00          -  $       -  $   945.00  $           (995.00) $       --
                                 ==========  ======  =========  =========  ==========  ===================  ==========


SAMESSA HOLDING CORP.
(A development Stage Company)
Notes to Financial Statements
For the fiscal year ended March 31, 2003

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

Cash paid for interest in fiscal year ended March 31, 2003 was $-0-. Cash paid for income taxes in fiscal year ended March 31, 2003 was $-0-.

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

Note 3 - Related Party Events
-----------------------------

The Company maintains a mailing address at an officers place of business. This address is located at 12835 East Arapahoe Road, Tower One, Penthouse #803, Englewood, Colorado. At this time the Company had no need for an office. As of March 31, 2003 management has incurred a minimal amount of time and expense on behalf of the Company.

Note 4 - Income Taxes
---------------------

At March 31, 2002, the Company had net operating loss carryforwards available for financial statement and Federal income tax purposes of $500 which, if not used, will expire in the year ended March 31, 2012.

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

Note 6 - New Accounting Pronouncement
-------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128). SFAS No. 128 specifies the computation, presentation, and disclosure requirements of earnings per share and supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share, which excludes the impact of common stock equivalents, replaces primary earnings per share. Diluted earnings per share, which utilizes the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully-diluted earnings per share. SFAS No. 128 is effective for the Company for periods ending after December 15, 1997. However, the Company has a simple capital structure for the period presented and therefore, there is no effect on the earnings per share presented due to the Company's adoption of SFAS No. 128.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our Directors and officers as of the date of this report are as follows:

                Name              Age                Position
          -----------------       ---      ------------------------------

          Andrew I. Telsey         50      President, Treasurer, Director

          Darlene D. Kell          57      Secretary, Director

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

     (b) Resumes:

     Andrew I. Telsey, President, Treasurer and a director. Mr. Telsey has held his positions with us since inception. From 1984 through the present, Mr. Telsey has been employed by Andrew I. Telsey, P.C., Englewood, Colorado, a professional corporation, engaged in the practice of law, emphasizing securities law, mergers, acquisitions and general business matters. This firm is also our legal counsel. Mr. Telsey received a Juris Doctor degree from Syracuse University College of Law in 1979 and a Bachelor of Arts degree from Ithaca College in 1975. He devotes only such time as necessary to our business, which is not expected to exceed 20 hours per month.

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

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to us for the fiscal years ended March 31, 2003 and 2002 of our chief executive officer.

                           SUMMARY COMPENSATION TABLE

                                                              Long Term Compensation
                                                         ---------------------------------
                                  Annual Compensation            Awards            Payouts
                                -----------------------  ------------------------  -------
                                                 Other
                                                Annual   Restricted   Securities            All Other
                                                Compen-    Stock      Underlying    LTIP     Compen-
   Name and Principal           Salary   Bonus  sation    Award(s)   Options/SARs  Payouts   sation
       Position          Year    ($)      ($)     ($)        ($)          (#)        ($)       ($)
-----------------------  ----  --------  -----  -------  ----------  ------------  -------  ---------
Andrew I. Telsey,        2003  $0(1)(2)  $   0  $     0  $        0        0       $     0  $       0
President, Treasurer  &  2002  $0(1)(2)  $   0  $     0  $        0        0       $     0  $       0
Director
--------------------------------

(1) Mr. Telsey did not receive any salary during the fiscal years ended March 31, 2003 and 2002 from us.

(2) It is not anticipated that any of our executive officers will receive compensation exceeding $100,000 during the fiscal year ended March 31, 2004, except in the event we successfully consummates a business combination.

     We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. We did not reimburse any director for such expenses during fiscal years 2003 or 2002.

     In addition to the cash compensation set forth above, we reimburse each executive officer for expenses incurred on our behalf on an out-of-pocket basis. We did not reimburse any officer for such expenses during fiscal years 2003 or 2002.

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

                     Name and Address        Amount and Nature of    Percent of
Title of Class      of Beneficial Owner      Beneficial Ownership       Class
--------------      -------------------      --------------------       -----

Common           Andrew I. Telsey                  325,000                65%
                 12835 E. Arapahoe Road
                 Tower I Penthouse
                 Englewood, CO  80112

Common           Darlene D. Kell                    25,000                 5%
                 12835 E. Arapahoe Road
                 Tower I Penthouse
                 Englewood, CO  80112

Common           All Officers and Directors        350,000                70%
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

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     --------

     3.1*       Certificate and Articles of Incorporation

      3.2*      Bylaws

      4.1*      Form of Lock-Up Agreement Executed by the Company's Shareholders

      16.1**    Resignation of Horton & Company, LLC

      16.2**    Resignation of Horton & Company, LLC

      16.3**    Resignation of Horton & Company, LLC

      99.5 Certification of Financial Statements in Accordance with Sarbanes-Oxley Act of 2002.
------------------------

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on May 29, 2001, and are incorporated by reference herein.

**Filed with the Securities and Exchange Commission as Exhibits to Form 8-K and Amendment No. 1 and Amendment No. 2 thereto filed on August 7, 2002, August 13, 2002, and August 21, 2002, respectively, and are incorporated by reference herein.

(b) Reports on Form 8-K

     We filed a Form 8-K dated January 13, 2003, advising of the retention of Henry Schiffer, CPA, as our independent accountant for the fiscal year ended March 31, 2002, and ensuing years.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to

Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer, who is also our Principal Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in Internal Controls
----------------------------

     There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2003.

                                         SAMESSA HOLDING CORP.
                                         (Registrant)


                                       By: s/Andrew I. Telsey
                                          --------------------------------------
                                          Andrew I. Telsey, President


     In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 12, 2003.


s/Andrew I. Telsey
---------------------------------------
Andrew I. Telsey, President,
Treasurer and Director

s/Darlene D. Kell
---------------------------------------
Darlene D. Kell, Secretary and Director


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


Dated: August 12, 2003                        s/Andrew I. Telsey
                                             -----------------------------------
                                             Chief Executive Officer and
                                             Chief Financial Officer

                              SAMESSA HOLDING CORP.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

EXHIBITS                                                                Page No.
--------                                                                --------

  99.5       Certification of Financial Statements in Accordance with
             Sarbanes-Oxley Act of 2002.                                      27