Form 10QSB
period 2003-06-30
SAMESSA HOLDING CORP
filed 2003-08-13
CIK 1086760

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2003

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
-----     ----

The number of shares of the registrant's only class of common stock issued and outstanding, as of August 12, 2003, was 500,000 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended June 30, 2003, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. We generated no revenues during the three month period ended June 30, 2003. Our management anticipates that we will not generate any significant revenues until we accomplish our business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 3. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this quarterly report on Form 10-QSB, we carried out an evaluation, under supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no changes in internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - NONE

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE.

ITEM 5. OTHER INFORMATION - NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits.

         99.6 Certification of Financial Statements in Accordance With Sarbanes -Oxley Act of 2002

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the three month period ended June 30, 2003.

                              SAMESSA HOLDING CORP.


                          (a Development-Stage Company)



                              FINANCIAL STATEMENTS

                                  June 30, 2003

                               HENRY SCHIFFER, CPA
                           AN ACCOUNTANCY CORPORATION
                             315 S. BEVERLY DR. #211
                             BEVERLY HILLS, CA 90212





                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


The Board of Directors
Samessa Holding Corp.
Englewood, Colorado

I have reviewed the accompanying balance sheets of Samessa Holding Corp. ( a development stage company) as of June 30, 2003, and the related statements of income and changes in stockholders' equity, and cash flows for the period ended June 30, 2003. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my review.

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

s/Henry Schiffer, CPA

Henry Schiffer, CPA
An Accountancy Corporation
Beverly Hills, California
August 7, 2003

                              SAMESSA HOLDING CORP.
                          (A Development Stage Company)
                                 Balance Sheets
                             For the Periods Ending



                                                         6/30/03        3/31/03
                                                         -------        -------

Assets                                                   $    --        $    --
                                                         -------        -------
      Total Assets                                            --             --
                                                         =======        =======


Liabilities                                              $    --        $    --
      Total Liabilities
                                                         -------        -------

Shareholder's Equity
   Preferred Stock, $.001 Par
   Value Authorized 25,000,000
   Shares;Issued and Outstanding
   -0- Shares                                                 --             --

   Common Stock, $.0001 Par
   Value Authorized 100,000,000
   Shares;Issued and Outstanding
   500,000 Shares                                          50.00          50.00

   Additional Paid In Capital
   On Common Stock                                        945.00         945.00

   Deficit Accumulated During The
   Development Stage                                     (995.00)       (995.00)
                                                         -------        -------
      Total Shareholder's Equity                              --             --
                                                         -------        -------

Total Liabilities & Shareholders' Equity                 $    --        $    --
                                                         =======        =======

                              SAMESSA HOLDING CORP.
                          (A Development Stage Company)
                            Statements of Operations
                             For the Periods Ending



                                                       6/30/03         3/31/03
                                                     ----------       ----------

Revenue                                              $       --       $       --
                                                     ----------       ----------

Expenses                                                     --               --
                                                     ----------       ----------
Net Income (Loss) Accumulated
   During The Development Stage                      $       --       $       --
                                                     ==========       ==========

Net Income (Loss) Per Share                          $       --       $       --
                                                     ==========       ==========

Common Shares Outstanding                            500,000.00       500,000.00
                                                     ==========       ==========

                              SAMESSA HOLDING CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
                             For the Periods Ending



                                                            6/30/03      3/31/03
                                                           --------      -------

Net Income(Loss) Accumulated During                        $     --      $    --
   The Development Stage
                                                           --------      -------

Net Cash Flows Used in Operating Activities                      --           --
                                                           --------      -------

Net Cash Provided by Financing Activities                        --           --
                                                           --------      -------

Net Increase (Decrease) in Cash                                  --           --

Cash at Beginning of Period                                      --           --
                                                           --------      -------
Cash at End of Period                                            --           --
                                                           ========      =======


                                  SAMESSA HOLDING CORP.
                          (A Development Stage Company)
                  Statement of Changes In Shareholders' Equity

                                                                          Additional  Deficit Accumulated
                                  Common    Common  Preferred  Preferred    Paid In       During the
                                  Shares    Stock     Shares     Stock      Capital     Development Stage     Total
                                ----------  ------  ---------  ---------  ----------  -------------------  -----------
 Balance at November 4, 1996             -  $    -          -  $       -  $        -  $                 -  $         -
                                ----------  ------  ---------  ---------  ----------  -------------------  -----------

 Issuance of Common Stock:
 November 4,1996 for Cash
    Advances Made of Behalf
    of the Company & Services
    at $.001 Per Share          500,000.00  $50.00          -  $       -  $   450.00  $                 -  $    500.00

 Net (Loss)                              -  $    -          -  $       -  $        -  $           (500.00) $   (500.00)
                                ----------  ------  ---------  ---------  ----------  -------------------  -----------
 Balance at March 31, 1997,
    1998,1999,2000 and 2001     500,000.00  $50.00          -  $       -  $   450.00  $           (500.00) $         -

 Net (Loss)                              -  $    -          -  $       -  $        -  $           (500.00) $   (500.00)
                                ----------  ------  ---------  ---------  ----------  -------------------  -----------

 Balance at March 31, 2002      500,000.00  $50.00          -  $       -  $   450.00  $         (1,000.00) $   (500.00)

 Adjustment in Accounts Payable          -  $    -          -  $       -  $        -  $              5.00  $      5.00

 Expense Paid by Shareholder             -  $    -          -  $       -  $   495.00  $                 -  $    495.00

 Net (Loss)                              -  $    -          -  $       -  $        -  $                 -  $         -
                                ----------  ------  ---------  ---------  ----------  -------------------  -----------

 Balance at March 31, 2003      500,000.00  $50.00          -  $       -  $   945.00  $           (995.00) $         -

 Net (Loss)                              -  $    -          -  $       -  $        -  $                 -  $         -
                                ----------  ------  ---------  ---------  ----------  -------------------  -----------

 Balance at June 30, 2003       500,000.00  $50.00          -  $       -  $   945.00  $           (995.00) $         -
                                ==========  ======  =========  =========  ==========  ===================  ===========


SAMESSA HOLDING CORP.
(A development Stage Company)
Notes to Financial Statements
For the three months ended June 30, 2003

Note 1 -  Organization and Summary of Significant Accounting Policies
---------------------------------------------------------------------

Organization:

On November 4, 1996, Samessa Holding Corp. (the Company) was incorporated under the laws of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada:

Development Stage:

The company entered the Development stage in accordance with SFAS No. 7 on November 4, 1996. Its purpose is to evaluate, structure, and complete a merger with, or acquisition of a privately owned corporation.

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

Note 3 - Related Party Events
-----------------------------

The Company maintains a mailing address at an officer's place of business. This address is located at 12835 East Arapahoe Road, Tower One, Penthouse #803, Englewood, Colorado. At this time the Company had no need for an office. As of June 30, 2003 management has incurred a minimal amount of time and expense on behalf of the Company.

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

                                       SAMESSA HOLDING CORP.
                                       (Registrant)

                                       Dated: August 12, 2003



                                       By:  s/Andrew I. Telsey
                                          --------------------------------------
                                       Its:  President
                                           -------------------------------------


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


Dated: August 12, 2003                     s/Andrew I. Telsey
                                         ---------------------------------------
                                         Chief Executive Officer and
                                         Chief Financial Officer